Form 10-K
period 2002-12-31
SAXON ASSET SECURITIES TRUST 2002-2
filed 2003-03-28
CIK 1177087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-67170-04

                      SAXON ASSET SECURITIES TRUST 2002-2
             (Exact name of Registrant as specified in its Charter)

                Virginia                                    52-1865887
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           4880 Cox Road
           Glen Allen, Virginia                            23060
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (804) 967-7400

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 11.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-1
     $63,540,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-2
     $14,470,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-3
     $36,490,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-4
     $11,770,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-5
     $22,650,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AF-6
     $16,550,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS AV-1
     $339,710,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-10
     $160,031,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS M-1
     $39,330,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS M-2
     $31,760,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS B
     $28,730,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    EXHIBITS 99.1 and 99.2

      Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on November 21,2002, and on Form 8-K/A on January 28,2003.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002, and on Form 8-K/A on January 28,2003.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 28,2003.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         By: SAXON ASSET SECURITIES COMPANY,
                                       as Depositor on behalf of the Registrant


                                           By:/s/: Brad Adams
                                                   Brad Adams
                                                   Senior Vice President


     Date:  March 28,2003


EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.









FORM CERTIFICATION TO BE PROVIDED
BY THE DEPOSITOR WITH FORM 10-K

Re: Saxon Asset Securities Trust 2002-2

We, David, L Dill, Executive Vice President and John Dolce, Vice President, certify that:

l. We have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Saxon Asset Securities Company..

2. Based on our knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on our knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar agreement for inclusion is includedin these reports;

4. We are responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under the agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under that agreement; and

5. We have disclose to Saxon Asset Securities Company's certified public accounts all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing or similar, agreement, that is included in these reports.


By: /s/: David Dill
Name: David Dill
Title: Executive Vice President
Date: 3/28/03


By: /s/: Joan Dolce
Name: Joan Dolce
Title: President
Date: 3/28/03











SCI Services, Inc. logo here
                                              SCI Services, Inc.
                                              4860 Cox Road
                                              Suite 300
                                              Glen Allen, Virginia 23060
                                              Telephone (804) 967-7400

March 26, 2003

Deutsche Bank
1761 East St. Andrew Place
Santa Ana, CA 92705-4934

Attn:  Ms. Barbara S. Rowe

Annual Statement of Compliance
For
Trust Agreement, dated as of July 01, 2002
Mortgage Loan Asset Backed Certificates, Series 2002-2


I, Joan M. Dolce, Hereby certify that I am duly elected as Vice President of Saxon Mortgage, Inc., a Virginia corporation ("Saxon") and further certify that:

(1) I have reviewed the activities of the Master Servicer during the preceding calendar year or portion thereof and its performance under the Trust Agreement, and

(2) To the best of my knowledge, based on such review, the Master
Servicer has performed and fulfilled its duties, responsibilities under the Trust Agreement in all material respects throughout such year, and

(3)(A) I have conducted an examination (based solely on information and written reports furnished by each Servicer to me) of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement, and

(3)(B) I have examined each Servicer's Fidelity Bond and Errors and Omissions Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing Agreement, and

(3)(C) I have received from each Servicer such Servicer's annual audited financial statements and such other information as is required by the Guide, and

(3)(D) To the best of my knowledge, based on such examination, each Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year.


Sincerely,
/s/: Joan M. Dolce
Joan M. Dolce
Vice President

















99.1

Deloitte & Touche LLP
707 East Main Street
Suite 500
Eighth & Main Building
Richmond, Virginia 23219

Tel: (804) 697-1500
Fax: (804) 697-1825
www.deloitt.com

Independent Accounts' Report

To the Board of Directors
Saxon Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion that Saxon Mortgage Services, Inc. (the "Company") has complied as of and for the year ended December 31, 2002, with its established minimum servicing standards described in the accompanying management assertion dated March 14, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects based on the criteria setforth in Appendix I, except as noted in the following paragraph.

In four of the thirty custodial bank accounts selected for testing for May 2002, the reconciliations included 84 items totaling approximately $574,000 that were older than 90 days. Of the thirty custodial bank accounts selected for testing for December 2002, we did not observe reconciling items older than 90 days.



March 14, 2003










March 14, 2003

As of and for the year ended December 31, 2002, Saxon Mortgage Services, Inc.
 (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for mortgage loans as set forth in Appendix I (the "Standards"), except as noted in the following paragraph.
The Standards are based on the Mortgage Bankers' Association of America's Uniform Single Attestation Program for Mortgage Bankers.

In four of the thirty custodial bank accounts selected for testing for May 2002, the reconciliations included 84 items totaling approximately $574,000 that were older than 90 days.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $15 million and errors and omissions policy in the amount of $10 million.



/s/: Dennis G. Stowe
Dennis G. Stowe, Chief Operating
    Officer and President


/s/: David L. Dill
David L. Dill, Executive Vice
       President
APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate;
be prepared within forty-five (45) calendar days after the cutoff date;
be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.	DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.	Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.INVESTOR ACCOUNTING AND REPORTING

1.The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.	MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.	DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.	INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.